Form 10-Q
period 2026-09-30
Addus HomeCare Corp
filed 2026-11-04
CIK 1468328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 28, 2026, Addus HomeCare Corporation had 18,633,316 shares of Common Stock outstanding.

ADDUS HOMECARE CORPORATION

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2026 and December 31, 2025

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$98,480	$81,617
Accounts receivable, net of allowances for credit losses	160,866	151,695
Prepaid expenses and other current assets	21,880	36,179
Total current assets	281,226	269,491
Property and equipment, net of accumulated depreciation and amortization	23,732	24,998
Other assets
Goodwill	1,008,053	996,696
Intangibles, net of accumulated amortization	97,466	102,410
Operating lease assets, net	39,704	43,713
Total other assets	1,145,223	1,142,819
Total assets	$1,450,181	$1,437,308
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$20,130	$16,832
Accrued payroll	70,485	65,941
Accrued expenses	42,758	28,191
Operating lease liabilities, current portion	12,755	13,144
Government stimulus advances	11,607	11,699
Accrued workers' compensation insurance	13,708	13,680
Total current liabilities	171,443	149,487
Long-term liabilities
Long-term debt, net of debt issuance costs	21,921	120,959
Long-term operating lease liabilities	32,649	37,259
Deferred income tax	44,355	44,065
Other long-term liabilities	54	235
Total long-term liabilities	98,979	202,518
Total liabilities	$270,422	$352,005
Stockholders' equity
Common stock—$.001 par value; 40,000 authorized and 18,633 and 18,518 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$19	$18
Additional paid-in capital	626,130	612,945
Retained earnings	553,610	472,340
Total stockholders' equity	1,179,759	1,085,303
Total liabilities and stockholders' equity	$1,450,181	$1,437,308

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2026 and 2025

(Amounts and Shares in Thousands, Except Per Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net service revenues	$387,733	$362,301	$1,128,761	$1,049,452
Cost of service revenues	263,335	245,586	766,930	711,183
Gross profit	124,398	116,715	361,831	338,269
General and administrative expenses	80,442	79,370	236,706	229,667
Depreciation and amortization	4,138	4,408	12,293	12,264
Total operating expenses	84,580	83,778	248,999	241,931
Operating income	39,818	32,937	112,832	96,338
Interest income	(586)	(760)	(1,662)	(1,845)
Interest expense	1,264	3,343	5,139	10,886
Total interest expense, net	678	2,583	3,477	9,041
Income before income taxes	39,140	30,354	109,355	87,297
Income tax expense	10,546	7,506	28,085	21,169
Net income	$28,594	$22,848	$81,270	$66,128
Net income per common share
Basic income per share	$1.56	$1.26	$4.45	$3.67
Diluted income per share	$1.54	$1.24	$4.39	$3.60
Weighted average number of common shares and potential common shares outstanding:
Basic	18,301	18,072	18,263	18,031
Diluted	18,574	18,390	18,533	18,365

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2026

(Amounts and Shares in Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2026
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at July 1, 2026	18,674	$19	$623,122	$525,016	$1,148,157
Issuance of shares of common stock under restricted stock award agreements	—	—	—	—	—
Forfeiture of shares of common stock under restricted stock award agreements	(41)	—	—	—	—
Stock-based compensation	—	—	3,008	—	3,008
Shares issued for exercise of stock options	—	—	—	—	—
Net income	—	—	—	28,594	28,594
Balance at September 30, 2026	18,633	$19	$626,130	$553,610	$1,179,759

	For the Nine Months Ended September 30, 2026
			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2026	18,518	$18	$612,945	$472,340	$1,085,303
Issuance of shares of common stock under restricted stock award agreements	136	1	—	—	1
Forfeiture of shares of common stock under restricted stock award agreements	(42)	—	—	—	—
Stock-based compensation	—	—	12,398	—	12,398
Shares issued for exercise of stock options	21	—	787	—	787
Net income	—	—	—	81,270	81,270
Balance at September 30, 2026	18,633	$19	$626,130	$553,610	$1,179,759

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

ADDUS HOMECARE CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2026 and 2025

(Amounts in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$81,270	$66,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	12,293	12,264
Deferred income taxes	290	656
Stock-based compensation	12,398	11,877
Amortization of debt issuance costs under the credit facility	985	967
Provision for credit losses	1,076	1,048
Gain on disposal of assets	(46)	(6)
(Gain) loss on termination of operating leases	(25)	23
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,226)	(8,513)
Prepaid expenses and other current assets	14,146	9,848
Government stimulus advances	(92)	(5,455)
Accounts payable	2,263	(12,204)
Accrued payroll	4,544	11,439
Accrued expenses and other long-term liabilities	14,414	4,672
Net cash provided by operating activities	133,290	92,744
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(12,182)	(24,181)
Purchases of property and equipment	(5,156)	(5,056)
Proceeds received from disposal of assets	146	8
Proceeds received from previous acquisition	—	2,937
Proceeds received from divestiture of business	—	3,848
Net cash used in investing activities	(17,192)	(22,444)
Cash flows from financing activities:
Payments on revolver — credit facility	(100,000)	(80,000)
Proceeds from borrowings on revolver — credit facility	—	11,335
Payments for debt issuance costs under the credit facility	(23)	(105)
Cash received from exercise of stock options	788	1,477
Net cash used in financing activities	(99,235)	(67,293)
Net change in cash	16,863	3,007
Cash, at beginning of period	81,617	98,911
Cash, at end of period	$98,480	$101,918
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,159	$10,071
Cash paid for income taxes	12,363	9,240

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

Computation of Weighted Average Shares

The following table sets forth the computation of basic and diluted common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Amounts in thousands)		(Amounts in thousands)
	2026	2025	2026	2025
Weighted average number of shares outstanding for basic per share calculation	18,301	18,072	18,263	18,031
Effect of dilutive potential shares:
Stock options	149	210	141	217
Restricted stock awards	124	108	129	117
Adjusted weighted average shares for diluted per share calculation	18,574	18,390	18,533	18,365
Anti-dilutive shares:
Stock options	—	—	—	—
Restricted stock awards	—	—	10	—

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance is required to be applied prospectively. The Company evaluated and adopted ASU 2025-05 during the three months ended March 31, 2026 and determined that the guidance did not have a material impact on its consolidated financial statements.

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

3. Acquisition and Divestiture

On September 12, 2026, the Company entered into a definitive equity and asset purchase agreement to acquire the personal care division of AccentCare, Inc. (the “AccentCare Acquisition”) for an anticipated purchase price, after customary purchase price adjustments, of approximately $275.0 million. The AccentCare Acquisition relates only to the seller’s personal care operations outside of New York and does not relate to its hospice and home health operations. The acquired operations serve an average daily census of approximately 13,700 customers through locations in Texas, Illinois, California, Arizona, Colorado, Georgia, Minnesota, Pennsylvania, Tennessee, and Washington. The Company expects to close the AccentCare Acquisition following completion of regulatory approvals and subject to customary closing conditions and to fund it through a combination of the Company’s revolver and cash on hand.

Effective May 20, 2024, the Company entered into a definitive asset purchase agreement to sell all of the Company’s New York operations for a purchase price of up to $23.0 million in cash, subject to certain adjustments, including adjustments for future operating requirements (the “New York Asset Sale”). The purchase price included 50% cash consideration, paid out as an initial payment of $4.6 million and $6.9 million paid pro rata as a deferred payment as caregivers are transferred, and 50% in the form of contingent consideration for the Company’s New York Consumer Directed Personal Assistance Program (“CDPAP”) business. No amount was recorded related to the CDPAP business contingent consideration. The Company entered into a consulting agreement with the purchaser effective May 20, 2024, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale was occurring over time. The Company determined that the consulting agreement gave it the ability to control the business until October 2024, when the Company determined that it no longer controlled the business as it transferred more than 50% of the clients and caregivers and therefore qualified for sale consideration of the New York Asset Sale. As a result, the Company deconsolidated the results of its New York operations and recorded a gain on divestiture of $3.7 million during the year ended December 31, 2024. The gain was reflected within general and administrative expenses on the consolidated statement of operations. During the nine months ended September 30, 2026, the Company recorded a lease modification reducing operating lease assets and liabilities by $1.6 million.

4. Leases

Amounts reported on the Company’s Unaudited Condensed Consolidated Balance Sheets for operating leases were as follows:

	September 30, 2026	December 31, 2025
	(Amounts in Thousands)
Operating lease assets, net	$39,704	$43,713

Short-term operating lease liabilities	12,755	13,144
Long-term operating lease liabilities	32,649	37,259
Total operating lease liabilities	$45,404	$50,403

Lease Costs

Components of lease costs were reported in general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Amounts in Thousands)		(Amounts in Thousands)
	2026	2025	2026	2025
Operating lease costs	$3,631	$3,623	$10,886	$10,931
Short-term lease costs	243	292	783	847
Total lease costs	3,874	3,915	11,669	11,778
Less: sublease income	(430)	—	(430)	(226)
Total lease costs, net	$3,444	$3,915	$11,239	$11,552

Lease Term and Discount Rate

Weighted average remaining lease terms and discount rates were as follows:

	September 30, 2026	December 31, 2025
Operating leases:
Weighted average remaining lease term	4.68	5.05
Weighted average discount rate	6.45%	6.37%

Maturity of Lease Liabilities

Remaining operating lease payments as of  September 30, 2026 were as follows:

Operating Leases
(Amounts in Thousands)
Due in the 12-month period ended September 30,
2027	$14,969
2028	11,410
2029	8,377
2030	6,497
2031	5,469
Thereafter	6,448
Total future minimum rental commitments	53,170
Less: Imputed interest	(7,766)
Total lease liabilities	$45,404

Supplemental Cash Flows Information

	For the Nine Months Ended September 30,
	(Amounts in Thousands)
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,438	$12,505

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,367	$7,156

5. Goodwill and Intangible Assets

A summary of the goodwill by segment and related adjustments is provided below:

	Hospice	Personal Care	Home Health	Total
	(Amounts in Thousands)
Goodwill as of December 31, 2025	$432,866	$468,981	$94,849	$996,696
Additions for acquisitions	—	11,332	—	11,332
Adjustments to previously recorded goodwill	(14)	41	(2)	25
Goodwill as of September 30, 2026	$432,852	$480,354	$94,847	$1,008,053

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

The carrying amount and accumulated amortization of each identifiable intangible asset category consisted of the following:

		September 30, 2026			December 31, 2025
		(Amounts in Thousands)			(Amounts in Thousands)
	Estimated Useful	Gross	Accumulated	Net	Gross	Accumulated	Net
	Life (years)	carrying value	amortization	carrying value	carrying value	amortization	carrying value
Customer and referral relationships	3 - 15	$34,026	$(33,725)	$301	$34,201	$(33,656)	$545
Trade names and trademarks	1 - 20	57,987	(28,629)	29,358	59,366	(26,535)	32,831
Non-competition agreement	3 - 5	7,038	(6,754)	284	6,728	(6,663)	65
State Licenses	6 - 10	27,069	(6,176)	20,893	26,529	(4,190)	22,339
State Licenses	Indefinite	46,630	—	46,630	46,630	—	46,630
Total intangible assets		$172,750	$(75,284)	$97,466	$173,454	$(71,044)	$102,410

During the nine months ended September 30, 2026, the Company acquired state licenses and a non-competition agreement of $0.6 million and $0.3 million, respectively, in its personal care services segment related to the HomeCourt Acquisition.

Amortization expense related to the intangible assets was $1.9 million and $5.8 million for the three and nine months ended September 30, 2026, respectively, and $2.4 million and $6.4 million for the three and nine months ended September 30, 2025, respectively. The weighted average remaining useful lives of identifiable intangible assets as of  September 30, 2026 were 8.58 years.

6. Details of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
	(Amounts in Thousands)
Income tax receivable	$875	$10,520
Prepaid payroll	5,526	7,960
Prepaid workers' compensation and liability insurance	5,427	5,694
Prepaid licensing fees	4,862	4,167
Workers' compensation insurance receivable	631	474
Other (1)	4,559	7,364
Total prepaid expenses and other current assets	$21,880	$36,179

(1)	Included $2.3 million related to the New York Asset Sale deferred payments as of September 30, 2026 and December 31, 2025.

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
	(Amounts in Thousands)
Accrued health benefits	$7,834	$6,643
Accrued professional fees	8,001	6,390
Accrued payroll and other taxes	10,261	2,242
Other	16,662	12,916
Total accrued expenses	$42,758	$28,191

7. ARPA Spending Plans

To mitigate the fiscal effects of the COVID-19 public health emergency, the American Rescue Plan Act of 2021 (“ARPA”) provided for a 10-percentage point increase in federal matching funds for Medicaid home and community-based services (“HCBS”) from April 1, 2021, through March 31, 2022, provided the states satisfied certain conditions. States must submit periodic HCBS spending plans to CMS regarding the federal and state funds tied to the increase in federal matching funds. States were generally permitted to use the associated state funds by March 31, 2025, but several states received extensions through September 30, 2026 and Michigan’s spending plan continues through December 31, 2026.

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

The Company did not receive additional state funding provided by the ARPA during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company received additional state funding provided by the ARPA of $6.3 million. Of the total state funding received by the Company pursuant to the ARPA through September 30, 2026, the Company utilized $0.8 million and $6.4 million during the three and nine months ended September 30, 2026, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2026, the deferred portion of ARPA funding of $11.6 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

8. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
	(Amounts in Thousands)
Revolving loan under the credit facility	$24,335	$124,335
Less unamortized issuance costs	(2,414)	(3,376)
Long-term debt	$21,921	$120,959

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

Interest on the credit facility may be payable at (x) the sum of (i) an applicable margin ranging from 0.75% to 1.50% based on the applicable senior net leverage ratio plus (ii) a base rate equal to the greatest of (a) the rate of interest last quoted by The Wall Street Journal as the “prime rate,” (b) the sum of the federal funds rate plus a margin of 0.50%, and (c) the sum of Term Secured Overnight Financing Rate (“SOFR”) (as published by the CME Group Benchmark Administration Limited) for an interest period of one month for such applicable day (not to be less than 0.00%), plus a margin of 1.00% or (y) the sum of (i) an applicable margin ranging from 1.75% to 2.50% based on the applicable senior net leverage ratio plus (ii) the rate per annum equal to the sum of Term SOFR (as published by the CME Group Benchmark Administration Limited) for the applicable interest period (not to be less than 0.00%). Swing loans may not be SOFR loans.

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

The Credit Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with laws, maintenance of permits, maintenance of insurance and property, and payment of taxes. The Credit Agreement also contains certain customary financial covenants and negative covenants that, among other things, include a requirement to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) and a requirement to stay below a maximum Total Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains restrictions on guarantees, indebtedness, liens, investments and loans, subject to customary carve-outs, a restriction on dividends (provided that Addus HealthCare  may make distributions to the Company in an amount that does not exceed $10.0 million in any year absent an event of default, plus limited exceptions for tax and administrative distributions), a restriction on the ability to consummate acquisitions (without the consent of the lenders) under its credit facility subject to compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement) thresholds, restrictions on mergers, dispositions of assets, and affiliate transactions, and restrictions on fundamental changes and lines of business.

During the nine months ended September 30, 2026, the Company did not draw on its credit facility and repaid $100.0 million under the revolving credit facility.

As of September 30, 2026, the Company had a total of $24.3 million of revolving loans, with an interest rate of 5.65%, outstanding on its credit facility. After giving effect to the amount drawn on its credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), the Company had $650.0 million of capacity and $617.8 million available for borrowing under its credit facility. As of December 31, 2025, the Company had a total of $124.3 million of revolving loans, with an interest rate of 5.48%, outstanding on its credit facility.

As of September 30, 2026, the Company was in compliance with all financial covenants under the Credit Agreement.

9. Income Taxes

The effective income tax rates were 26.9% and 24.7% for the three months ended September 30, 2026 and 2025, respectively, compared to our federal statutory rate of 21%. The effective income tax rates were 25.7% and 24.3% for the nine months ended September 30, 2026 and 2025, respectively, compared to our federal statutory rate of 21%.

For the three and nine months ended September 30, 2026 and 2025, the difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits and excess tax benefit.

The Work Opportunity Tax Credit (“WOTC”) is a federal tax credit available to employers for hiring individuals from certain targeted groups. The Company has historically benefited from this credit; however, because the program expired on December 31, 2025, and had not been renewed as of January 1, 2026, the effective income tax rate for the current quarter includes only the benefit associated with employees hired on or before December 31, 2025. For both the three months ended September 30, 2026 and 2025, the effective tax rates were inclusive of an excess tax benefit of 0.0% and 3.6%, respectively. The excess tax expense and tax benefit are discrete items, related to the vesting of equity shares, which requires the Company to recognize the expense or benefit fully in the period. An excess tax expense results if the Company’s cumulative costs of the award recognized exceed the income tax deduction, whereas an excess tax benefit results if the Company’s cumulative costs of the award recognized are less than the income tax deduction.

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

	For the Three Months Ended September 30, 2026
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$301,008	$69,022	$17,703	$387,733
Direct service personnel	215,344	30,600	9,674	255,618
General and administrative salaries, wages and benefits	19,344	12,419	3,736	35,499
Other segment items (1)	6,356	10,824	1,229	18,409
Segment operating income	59,964	15,179	3,064	78,207
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				34,251
Depreciation and amortization				4,138
Interest income				(586)
Interest expense				1,264
Income before income taxes				$39,140

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Three Months Ended September 30, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$275,770	$68,891	$17,640	$362,301
Direct service personnel	199,656	28,287	10,155	238,098
General and administrative salaries, wages and benefits	18,629	11,658	3,538	33,825
Other segment items (1)	6,395	10,131	1,400	17,926
Segment operating income	51,090	18,815	2,547	72,452
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				35,107
Depreciation and amortization				4,408
Interest income				(760)
Interest expense				3,343
Income before income taxes				$30,354

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Nine Months Ended September 30, 2026
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$878,097	$199,054	$51,610	$1,128,761
Direct service personnel	628,105	89,529	27,711	745,345
General and administrative salaries, wages and benefits	58,132	36,863	10,936	105,931
Other segment items (1)	18,650	30,726	3,449	52,825
Segment operating income	173,210	41,936	9,514	224,660
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				99,535
Depreciation and amortization				12,293
Interest income				(1,662)
Interest expense				5,139
Income before income taxes				$109,355

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

	For the Nine Months Ended September 30, 2025
	(Amounts in Thousands)
	Personal Care	Hospice	Home Health	Total
Net service revenues	$803,238	$192,540	$53,674	$1,049,452
Direct service personnel	579,174	80,670	30,019	689,863
General and administrative salaries, wages and benefits	55,276	34,085	9,846	99,207
Other segment items (1)	18,468	29,531	3,866	51,865
Segment operating income	150,320	48,254	9,943	208,517
Segment reconciliation:
Items not allocated at segment level:
Other general and administrative expenses				99,915
Depreciation and amortization				12,264
Interest income				(1,845)
Interest expense				10,886
Income before income taxes				$87,297

(1)	Other segment items include other costs for direct service personnel, office expense, licenses and taxes, communication, medical director fees, travel, and bad debt expense.

12. Significant Payors

The Company’s revenue by payor type was as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$151,043	50.2%	$139,383	50.5%	$439,501	50.1%	$410,781	51.1%
Managed care organizations	142,278	47.3	127,293	46.2	415,237	47.3	366,210	45.6
Private pay	6,299	2.1	7,064	2.5	19,020	2.2	21,331	2.7
Commercial insurance	1,249	0.4	1,860	0.7	3,545	0.4	4,356	0.5
Other	139	—	170	0.1	794	—	560	0.1
Total personal care segment net service revenues	$301,008	100.0%	$275,770	100.0%	$878,097	100.0%	$803,238	100.0%

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$65,101	94.3%	$64,148	93.1%	$187,215	94.1%	$178,784	92.9%
Commercial insurance	1,717	2.5	2,140	3.1	5,436	2.7	6,518	3.4
Managed care organizations	1,840	2.7	2,216	3.2	5,260	2.6	6,245	3.2
Other	364	0.5	387	0.6	1,143	0.6	993	0.5
Total hospice segment net service revenues	$69,022	100.0%	$68,891	100.0%	$199,054	100.0%	$192,540	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$11,206	63.3%	$11,617	65.9%	$32,335	62.7%	$36,711	68.4%
Managed care organizations	4,421	25.0	4,492	25.5	12,803	24.8	12,564	23.4
State, local and other governmental programs (excluding Medicare)	1,415	8.0	993	5.6	4,781	9.3	2,878	5.3
Other	661	3.7	538	3.0	1,691	3.2	1,521	2.9
Total home health segment net service revenues	$17,703	100.0%	$17,640	100.0%	$51,610	100.0%	$53,674	100.0%

The Company derives a significant amount of its revenue from its operations in Illinois, New Mexico, Ohio, Tennessee, and Texas. The percentages of segment revenue for each of these significant states for the three and nine months ended September 30, 2026 and 2025, respectively, were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Illinois	$120,804	40.1%	$115,989	42.1%	$358,643	40.8%	$342,629	42.7%
Texas	59,520	19.8	53,449	19.4	176,050	20.0	155,773	19.4
New Mexico	33,913	11.3	30,029	10.9	96,365	11.0	87,320	10.9
All other states	86,771	28.8	76,303	27.6	247,039	28.2	217,516	27.0
Total personal care segment net service revenues	$301,008	100.0%	$275,770	100.0%	$878,097	100.0%	$803,238	100.0%

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Ohio	$27,294	39.5%	$26,913	39.1%	$77,967	39.2%	$73,304	38.1%
Illinois	14,071	20.4	15,532	22.5	42,118	21.2	44,516	23.1
New Mexico	8,821	12.8	8,769	12.7	25,167	12.6	24,865	12.9
All other states	18,836	27.3	17,677	25.7	53,802	27.0	49,855	25.9
Total hospice segment net service revenues	$69,022	100.0%	$68,891	100.0%	$199,054	100.0%	$192,540	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
New Mexico	$9,254	52.3%	$8,644	49.0%	$26,959	52.2%	$25,937	48.3%
Tennessee	7,162	40.5	6,852	38.8	20,579	39.9	21,672	40.4
Illinois	1,287	7.2	1,759	10.0	4,072	7.9	5,680	10.6
All other states	—	—	385	2.2	—	—	385	0.7
Total home health segment net service revenues	$17,703	100.0%	$17,640	100.0%	$51,610	100.0%	$53,674	100.0%

A substantial portion of the Company’s revenue and accounts receivable are derived from services performed for federal, state, and local governmental agencies. The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 31.2% and 32.0% of our net service revenues for the three months ended September 30, 2026 and 2025, respectively, and accounted for 31.8% and 32.6% of our net service revenues for the nine months ended  September 30, 2026 and 2025, respectively. The Illinois Department on Aging, the largest payor program for the Company’s Illinois personal care operations, accounted for 17.4% and 18.1% of the Company’s net service revenues for the three months ended  September 30, 2026 and 2025, respectively, and accounted for 17.6% and 18.4% of the Company’s net service revenues for the nine months ended September 30, 2026 and 2025, respectively.

The related receivables due from the Illinois Department on Aging represented 21.1% and 25.2% of the Company’s net accounts receivable at  September 30, 2026 and December 31, 2025, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should,” and similar expressions are intended to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of macroeconomic conditions, including inflation and interest rates, legislative and political developments, including federal government shutdowns, any lapse in appropriations and any hold on or cancellation of congressionally authorized spending or interruptions in the distribution of government funds, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and the potential adverse effects of current conditions; business disruptions due to inclement weather, natural disasters, acts of terrorism, military conflicts, pandemics, civil insurrection or social unrest; changes in operational and reimbursement processes and payment structures at the state or federal levels; changes in Medicaid, Medicare, other government program and managed care organizations’ policies and payment rates, and the timeliness of reimbursements received under government programs; the implementation of new, and possible changes to existing, federal and state laws or regulations, or our failure to comply with such laws or regulations or comply on a timely basis; the impact of decisions of the U.S. Supreme Court regarding the actions of federal agencies; changes in the executive branch of the federal government; changes in the structure and administration of, and funding for, federal and state agencies and programs; competition in the healthcare industry; the geographical concentration of our operations; changes in the case mix of consumers and payment methodologies; operational changes resulting from the assumption by managed care organizations of responsibility for managing and paying for our services to consumers; the nature and success of future financial and/or delivery system reforms; changes in estimates and judgments associated with critical accounting policies; our ability to maintain or establish new referral sources; our ability to renew significant agreements or groups of agreements; our ability to attract and retain qualified personnel; federal, state and city minimum wage pressure, including any failure of any governmental entity to enact a minimum wage offset and/or the timing of any such enactment; changes in payments and covered services due to overall economic conditions and deficit or spending reduction measures by federal and state governments, and our expectations regarding these changes; cost containment initiatives undertaken by federal and state governmental and other third-party payors; our ability to access financing through the capital and credit markets; our ability to meet debt service requirements and comply with covenants in debt agreements; our ability to integrate and manage our information systems; any security breaches, cyber-attacks, loss of data, or cybersecurity threats or incidents, and any actual or perceived failures to comply with legal requirements related to the privacy of confidential consumer data and other sensitive information; the size and growth of the markets for our services, including our expectations regarding the markets for our services; eligibility standards, moratoria on new provider enrollments and limits on services imposed through legislation or by governmental agencies or other third-party payors; the potential for litigation, audits, and investigations; discretionary determinations by government officials; our ability to successfully implement our business model to grow our business; our ability to continue identifying, pursuing, consummating, and integrating acquisition opportunities and expanding into new geographic markets; the impact of acquisitions and dispositions on our business, including the potential inability to realize the benefits of potential acquisitions; the effectiveness, quality, and cost of our services; our ability to successfully execute our growth strategy; changes in tax rates;  and various other matters, many of which are beyond our control. In addition, these forward-looking statements are subject to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on February 24, 2026, as updated by the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should carefully review all of these factors. Moreover, our business may be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions. These forward-looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as may be required by law.

Overview

We are a home care services provider operating three segments: personal care, hospice, and home health. Our services are principally provided in-home under agreements with federal, state, and local government agencies, managed care organizations, commercial insurers, and private individuals. Our consumers are predominantly “dual eligible,” meaning they are eligible to receive both Medicare and Medicaid benefits. Managed care organizations accounted for 38.3% and 37.0% of our net service revenues during the three months ended September 30, 2026 and 2025, respectively, and 38.4% and 36.7% of our net service revenues during the nine months ended September 30, 2026 and 2025, respectively.

A summary of certain consolidated financial results is provided in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net service revenues by segment:	(Amounts in Thousands)		(Amounts in Thousands)
Personal care	$301,008	$275,770	$878,097	$803,238
Hospice	69,022	68,891	199,054	192,540
Home health	17,703	17,640	51,610	53,674
Total net service revenue	$387,733	$362,301	$1,128,761	$1,049,452

Net income	$28,594	$22,848	$81,270	$66,128

As of September 30, 2026, we provided our services in 24 states through 263 offices. Our personal care segment also includes staffing services, with clients including assisted living facilities, nursing homes, and hospice facilities.

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

On September 12, 2026, the Company entered into a definitive equity and asset purchase agreement to acquire the personal care division of AccentCare, Inc. for an anticipated purchase price, after customary purchase price adjustments, of approximately $275.0 million. The AccentCare Acquisition relates only to the seller’s personal care operations outside of New York and does not relate to its hospice and home health operations. The acquired operations serve an average daily census of approximately 13,700 customers through locations in Texas, Illinois, California, Arizona, Colorado, Georgia, Minnesota, Pennsylvania, Tennessee, and Washington. The Company expects to close the AccentCare Acquisition following completion of regulatory approvals and subject to customary closing conditions and to fund it through a combination of the Company’s revolver and cash on hand.

New York Asset Sale

Effective May 20, 2024, we entered into the New York Asset Sale. The Company entered into a consulting agreement with the purchaser, as the transfer of clients and caregivers and payment for assets pursuant to the New York Asset Sale was occurring over time. In connection with this transaction, the Company ceased operations in New York. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements, Acquisition and Divestiture, for additional details regarding our divestiture.

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

Our revenue by payor and significant states by segment were as follows:

Personal Care Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
State, local and other governmental programs	$151,043	50.2%	$139,383	50.5%	$439,501	50.1%	$410,781	51.1%
Managed care organizations	142,278	47.3	127,293	46.2	415,237	47.3	366,210	45.6
Private pay	6,299	2.1	7,064	2.5	19,020	2.2	21,331	2.7
Commercial insurance	1,249	0.4	1,860	0.7	3,545	0.4	4,356	0.5
Other	139	—	170	0.1	794	—	560	0.1
Total personal care segment net service revenues	$301,008	100.0%	$275,770	100.0%	$878,097	100.0%	$803,238	100.0%
Illinois	120,804	40.1%	115,989	42.1%	358,643	40.8%	342,629	42.7%
Texas	59,520	19.8	53,449	19.4	176,050	20.0	155,773	19.4
New Mexico	33,913	11.3	30,029	10.9	96,365	11.0	87,320	10.9
All other states	86,771	28.8	76,303	27.6	247,039	28.2	217,516	27.0
Total personal care segment net service revenues	$301,008	100.0%	$275,770	100.0%	$878,097	100.0%	$803,238	100.0%

Hospice Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$65,101	94.3%	$64,148	93.1%	$187,215	94.1%	$178,784	92.9%
Commercial insurance	1,717	2.5	2,140	3.1	5,436	2.7	6,518	3.4
Managed care organizations	1,840	2.7	2,216	3.2	5,260	2.6	6,245	3.2
Other	364	0.5	387	0.6	1,143	0.6	993	0.5
Total hospice segment net service revenues	$69,022	100.0%	$68,891	100.0%	$199,054	100.0%	$192,540	100.0%
Ohio	$27,294	39.5%	$26,913	39.1%	$77,967	39.2%	$73,304	38.1%
Illinois	14,071	20.4	15,532	22.5	42,118	21.2	44,516	23.1
New Mexico	8,821	12.8	8,769	12.7	25,167	12.6	24,865	12.9
All other states	18,836	27.3	17,677	25.7	53,802	27.0	49,855	25.9
Total hospice segment net service revenues	$69,022	100.0%	$68,891	100.0%	$199,054	100.0%	$192,540	100.0%

Home Health Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
		% of Segment		% of Segment		% of Segment		% of Segment
	Amount	Net Service	Amount	Net Service	Amount	Net Service	Amount	Net Service
	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues	(in Thousands)	Revenues
Medicare	$11,206	63.3%	$11,617	65.9%	$32,335	62.7%	$36,711	68.4%
Managed care organizations	4,421	25.0	4,492	25.5	12,803	24.8	12,564	23.4
State, local and other governmental programs (excluding Medicare)	1,415	8.0	993	5.6	4,781	9.3	2,878	5.3
Other	661	3.7	538	3.0	1,691	3.2	1,521	2.9
Total home health segment net service revenues	$17,703	100.0%	$17,640	100.0%	$51,610	100.0%	$53,674	100.0%
New Mexico	$9,254	52.3%	$8,644	49.0%	$26,959	52.2%	$25,937	48.3%
Tennessee	7,162	40.5	6,852	38.8	20,579	39.9	21,672	40.4
Illinois	1,287	7.2	1,759	10.0	4,072	7.9	5,680	10.6
All other states	—	—	385	2.2	—	—	385	0.7
Total home health segment net service revenues	$17,703	100.0%	$17,640	100.0%	$51,610	100.0%	$53,674	100.0%

The personal care segment derives a significant amount of its net service revenues in Illinois, which represented 31.2% and 32.0% of our net service revenues for the three months ended September 30, 2026 and 2025, respectively, and accounted for 31.8% and 32.6% of our net service revenues for the nine months ended September 30, 2026 and 2025, respectively.

A significant amount of our net service revenues are derived from one payor, the Illinois Department on Aging, the largest payor program for our Illinois personal care operations, which accounted for 17.4% and 18.1% of our net service revenues for the three months ended September 30, 2026 and 2025, respectively, and accounted for 17.6% and 18.4% of our net service revenues for the nine months ended September 30, 2026 and 2025, respectively.

Changes in Illinois Reimbursement

As noted above, we derive a significant amount of our net service revenues in Illinois. Changes to reimbursement rates and minimum wage requirements may materially impact our revenues. The Illinois fiscal year 2026 budget included an increase in hourly rates for in-home care services to $30.80, effective January 1, 2026, and required a minimum wage of $18.75 per hour for direct service workers. These rates remain stable under the Illinois fiscal year 2027 budget. CMS approved an amendment to Illinois’ Persons Who are Elderly waiver program that included the 2026 rate increase, effective January 1, 2026. Effective October 1, 2026, CMS approved a five-year renewal of the Persons Who are Elderly waiver, which currently maintains the $30.80 hourly in-home service rate.

The City of Chicago requires the Chicago minimum wage to be adjusted annually based on increases in the Consumer Price Index (“CPI”), subject to a cap and other requirements. Effective July 1, 2026, the rate was adjusted to $17.05 per hour based on the increase in the CPI.

Our business will benefit from the rate increases noted above for 2026, but there is no assurance that there will be additional rate increases in Illinois in future fiscal years to offset increases in minimum wage, and our financial performance will be adversely impacted for any periods in which an additional offsetting reimbursement rate increase is not in effect.

Changes in Texas Reimbursement

The Texas fiscal year 2026-2027 biennial budget included an increase in hourly rates to $17.13 for in-home care services effective September 1, 2025.

Changes in Medicare Reimbursement

Hospice

Hospice services provided to Medicare beneficiaries are paid under the Medicare Hospice Prospective Payment System, under which CMS sets a daily rate for each day a patient is enrolled in the hospice benefit. The daily rate depends on the level of care provided to a patient (routine home care, continuous home care, inpatient respite care, or general inpatient care). Daily rates are adjusted for factors such as area wage levels. CMS updates hospice payment rates each federal fiscal year. Effective October 1, 2026, CMS increased hospice payment rates by 2.36%. This reflects a 3.2% market basket increase and a negative 0.9 percentage point productivity adjustment. Hospices that do not satisfy quality reporting requirements are subject to a 4-percentage point reduction to the market basket update.

Overall payments made by Medicare to each hospice provider number are subject to an inpatient cap and an aggregate cap. The inpatient cap limits the number of days of inpatient care for which Medicare will pay to no more than 20% of total patient care days. Days in excess of the limitation are paid at the routine home care rate. The aggregate cap limits the total Medicare reimbursement that a hospice may receive in a cap year (typically the federal fiscal year) based on an annual per-beneficiary cap amount, which is set each federal fiscal year, and the number of Medicare patients served. The per-beneficiary cap amount was updated to $36,174.75 for federal fiscal year 2027. If a hospice’s Medicare payments exceed its inpatient or aggregate caps, it must repay Medicare the excess amount.

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

Potential Developments

Home care and other healthcare providers may be significantly impacted by changes to the Medicaid program, including changes resulting from legislation and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program, including through changes to Medicaid waiver programs, and may shape provider reimbursement rates, eligibility and coverage policies, waiver programs and other aspects of state Medicaid programs at the state level. For example, the budget reconciliation legislation enacted on July 4, 2025, commonly known as the “One Big Beautiful Bill Act” (“OBBBA”), includes provisions that have resulted in and are expected to continue to result in Medicaid spending reductions and changes in the structure and administration of state Medicaid programs. Among other changes, the law requires changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs, with greater restrictions in states that have expanded Medicaid. In addition, some members of Congress and the executive branch have raised, and Congress in the future may adopt, other proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Reductions in federal funding or changes to the federal funding formula for Medicaid under the OBBBA or future initiatives could have a significant impact, particularly in states that expanded Medicaid under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), and especially if federal contributions for Medicaid expansion populations decrease and states are unable to offset the reductions. Decreased federal funding and increased state obligations and administrative burden could strain state budgets, which could result in state limitations on Medicaid eligibility or coverage, payment rate reductions, and changes to Medicaid waiver programs, among other effects.

In addition, the President has issued executive orders that impact or may impact the healthcare industry. Further, some members of Congress and the presidential administration have raised potential measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminate some or all of the consumer protections established by the ACA.

CMS has increased program integrity efforts within the Medicare and Medicaid programs, including by withholding or deferring federal Medicaid funding in states (currently, California and Minnesota) that federal administrators determine do not have sufficient anti-fraud systems, which may delay or otherwise affect the reimbursement providers in affected states receive. In May 2026, CMS issued a six-month nationwide moratorium on new Medicare enrollments for hospices and home health agencies, temporarily restricting all new applications and branch expansions. The rule also effectively limits transactional activity requiring a new application under the existing 36-month rule, which requires a home health or hospice to submit an initial Medicare application if it experiences a change in majority ownership within 36 months after its initial enrollment or most recent change in majority ownership. The moratorium may also indirectly affect Medicaid enrollment in states requiring Medicare certification for Medicaid enrollment. In addition, some states have imposed similar temporary Medicaid moratoria for specific provider types, including home health, hospice, and personal care providers.

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

Income Tax Expense

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rates were 26.9% and 24.7% for the three months ended September 30, 2026 and 2025, respectively. The effective income tax rates were 25.7% and 24.3% for the nine months ended September 30, 2026 and 2025, respectively, compared to our federal statutory rate of 21%. The difference between our federal statutory and effective income tax rates was principally due to the inclusion of state taxes and non-deductible compensation, partially offset by the use of federal employment tax credits and excess tax benefit.

Results of Operations — Consolidated

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Three Months Ended September 30,
	2026		2025		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$387,733	100.0%	$362,301	100.0%	$25,432	7.0%
Cost of service revenues	263,335	67.9	245,586	67.8	17,749	7.2
Gross profit	124,398	32.1	116,715	32.2	7,683	6.6
General and administrative expenses	80,442	20.7	79,370	21.9	1,072	1.4
Depreciation and amortization	4,138	1.1	4,408	1.2	(270)	(6.1)
Total operating expenses	84,580	21.8	83,778	23.1	802	1.0
Operating income	39,818	10.3	32,937	9.1	6,881	20.9
Interest income	(586)	(0.2)	(760)	(0.2)	174	(22.9)
Interest expense	1,264	0.3	3,343	0.9	(2,079)	(62.2)
Total interest expense, net	678	0.1	2,583	0.7	(1,905)	(73.8)
Income before income taxes	39,140	10.1	30,354	8.4	8,786	28.9
Income tax expense	10,546	2.7	7,506	2.1	3,040	40.5
Net income	$28,594	7.4%	$22,848	6.3%	$5,746	25.1%

Net service revenues increased by 7.0% to $387.7 million for the three months ended September 30, 2026 compared to $362.3 million for the three months ended September 30, 2025. Revenue increased by $25.2 million in our personal care segment, increased by $0.1 million in our hospice segment and increased by $0.1 million in our home health segment during the three months ended September 30, 2026, compared to the same period in 2025. The increase in our personal care segment was primarily attributable to organic growth in billable hours combined with the HomeCourt Acquisition, the Gold Horses Acquisition and the Helping Hands Acquisition. Net service revenues in our hospice and home health segments remained relatively consistent with the prior year period.

Gross profit, expressed as a percentage of net service revenues, was 32.1% for the three months ended September 30, 2026, compared to 32.2% for the same period in 2025.

General and administrative expenses increased to $80.4 million for the three months ended September 30, 2026, compared to $79.4 million for the three months ended September 30, 2025. The increase in general and administrative expenses reflected a $2.4 million increase in administrative employee wage, bonus, tax and benefit costs associated in part with the HomeCourt Acquisition, the Gold Horses Acquisition and the Helping Hands Acquisition, as well as a $1.9 million increase in acquisition expenses. These increases were partially offset by a $1.7 million decrease in professional fees, a $1.3 million decrease in stock-based compensation and other decreases in general and administrative expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 20.7% for the three months ended September 30, 2026, compared to 21.9% for the three months ended September 30, 2025.

Interest expense decreased to $1.3 million for the three months ended September 30, 2026 from $3.3 million for the three months ended September 30, 2025. The decrease in interest expense was primarily due to lower average outstanding borrowings and a lower weighted average interest rate under our credit facility for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 26.9% and 24.7% for the three months ended September 30, 2026 and 2025, respectively. Our higher effective income tax rate for the three months ended September 30, 2026 was principally due to a lower excess tax benefit with a lower benefit from the use of federal employment tax credits. For the three months ended September 30, 2026 and 2025, the excess tax benefit and federal employment tax credits were 0.7% and 6.5%, respectively.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table sets forth our unaudited condensed consolidated results of operations.

	For the Nine Months Ended September 30,
	2026		2025		Change
		% Of		% Of
		Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)
Net service revenues	$1,128,761	100.0%	$1,049,452	100.0%	$79,309	7.6%
Cost of service revenues	766,930	67.9	711,183	67.8	55,747	7.8
Gross profit	361,831	32.1	338,269	32.2	23,562	7.0
General and administrative expenses	236,706	21.0	229,667	21.9	7,039	3.1
Depreciation and amortization	12,293	1.1	12,264	1.2	29	0.2
Total operating expenses	248,999	22.1	241,931	23.1	7,068	2.9
Operating income	112,832	10.0	96,338	9.1	16,494	17.1
Interest income	(1,662)	(0.1)	(1,845)	(0.2)	183	(9.9)
Interest expense	5,139	0.5	10,886	1.0	(5,747)	(52.8)
Total interest expense, net	3,477	0.4	9,041	0.8	(5,564)	(61.5)
Income before income taxes	109,355	9.7	87,297	8.3	22,058	25.3
Income tax expense	28,085	2.5	21,169	2.0	6,916	32.7
Net income	$81,270	7.2%	$66,128	6.3%	$15,142	22.9%

Net service revenues increased by 7.6% to $1,128.8 million for the nine months ended September 30, 2026 compared to $1,049.5 million for the nine months ended September 30, 2025. Revenue increased by $74.9 million in our personal care segment, increased by $6.5 million in our hospice segment and decreased by $2.1 million in our home health segment during the nine months ended September 30, 2026, compared to the same period in 2025. The increase in our personal care segment was primarily attributable to organic growth in billable hours combined with the HomeCourt Acquisition, the Gold Horses Acquisition and the Helping Hands Acquisition. The increase in our hospice segment revenue was due to organic growth. The decrease in our home health segment was primarily attributed to lower patient visits.

Gross profit, expressed as a percentage of net service revenues, was 32.1% for the nine months ended September 30, 2026, compared to 32.2% for the same period in 2025.

General and administrative expenses increased to $236.7 million for the nine months ended September 30, 2026, compared to $229.7 million for the nine months ended September 30, 2025. The increase in general and administrative expenses reflected a $9.8 million increase in administrative employee wage, bonus, tax and benefit costs associated in part with the HomeCourt Acquisition, the Gold Horses Acquisition and the Helping Hands Acquisition, partially offset by a $3.6 million decrease in professional fees. General and administrative expenses, expressed as a percentage of net service revenues, were 21.0% for the nine months ended September 30, 2026, compared to 21.9% for the nine months ended September 30, 2025.

Interest expense decreased to $5.1 million for the nine months ended September 30, 2026 from $10.9 million for the nine months ended September 30, 2025. The decrease in interest expense was primarily due to lower average outstanding borrowings and a lower weighted average interest rate under our credit facility for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

All of our income is from domestic sources. We incur state and local taxes in states in which we operate. The effective income tax rate was 25.7% and 24.3% for the nine months ended September 30, 2026 and 2025, respectively. Our higher effective income tax rate for the nine months ended September 30, 2026, was principally due to a lower excess tax benefit with a lower benefit from the use of federal employment tax credits. For the nine months ended September 30, 2026 and 2025, the excess tax benefit and federal employment tax credits were 2.3% and 5.4%, respectively.

Results of Operations – Segments

The following tables and related analysis summarize our operating results and business metrics by segment:

Personal Care Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2026		2025		Change		2026		2025		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$301,008	100.0%	$275,770	100.0%	$25,238	9.2%	$878,097	100.0%	$803,238	100.0%	$74,859	9.3%
Cost of services revenues	215,813	71.7	200,108	72.6	15,705	7.8	629,438	71.7	580,452	72.3	48,986	8.4
Gross profit	85,195	28.3	75,662	27.4	9,533	12.6	248,659	28.3	222,786	27.7	25,873	11.6
General and administrative expenses	25,231	8.4	24,572	8.9	659	2.7	75,449	8.6	72,466	9.0	2,983	4.1
Segment operating income	$59,964	19.9%	$51,090	18.5%	$8,874	17.4%	$173,210	19.7%	$150,320	18.7%	$22,890	15.2%
Business Metrics (Actual Numbers, Except Billable Hours in Thousands)
Locations at period end							201		202
Average billable census * (1)	50,948		50,480		468	0.9%	50,864		50,708		156	0.3%
Billable hours * (2)	11,286		10,855		431	4.0	33,164		31,615		1,549	4.9
Average billable hours per census per month * (2)	73.8		72.0		1.8	2.5	72.7		70.2		2.5	3.6
Billable hours per business day * (2)	171,004		164,474		6,530	4.0	170,074		162,128		7,946	4.9
Revenues per billable hour * (2)	$26.67		$25.40		$1.27	5.0%	$26.47		$25.40		$1.07	4.2%
Same store growth revenue % * (3)	6.9%		6.6%		0.3	4.5	6.7%		7.1%		(0.4)	(5.6)

(1)	Average billable census is the number of unique clients receiving a billable service during the period and is the total census divided by months in operation during the period.

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

* Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these metrics provides direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly titled performance indicators used by other companies.

The personal care segment derives a significant amount of its net service revenues from operations in Illinois, which represented 31.2% and 32.0% of our net service revenues for the three months ended September 30, 2026 and 2025, respectively, and accounted for 31.8% and 32.6% of our net service revenues for the nine months ended September 30, 2026 and 2025, respectively. One payor, the Illinois Department on Aging, accounted for 17.4% and 18.1% of net service revenues for the three months ended September 30, 2026 and 2025, respectively, and accounted for 17.6% and 18.4% of net service revenues for the nine months ended September 30, 2026 and 2025, respectively.

Net service revenues from state, local, and other governmental programs accounted for 50.2% and 50.5% of net service revenues for the three months ended September 30, 2026 and 2025, respectively. Managed care organizations accounted for 47.3% and 46.2% of net service revenues for the three months ended September 30, 2026 and 2025, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues. Net service revenues from state, local, and other governmental programs accounted for 50.1% and 51.1% of net service revenues for the nine months ended September 30, 2026 and 2025, respectively. Managed care organizations accounted for 47.3% and 45.6% of net service revenues for the nine months ended September 30, 2026 and 2025, respectively, with commercial insurance, private pay, and other payors accounting for the remainder of net service revenues.

Net service revenues increased by 9.2% and 9.3% for the three and nine months ended September 30, 2026 respectively, compared to the three and nine months ended September 30, 2025. Net service revenues reflected a 4.0% and 4.9% increase in billable hours and a 5.0% and 4.2% increase in revenues per billable hour for the three and nine months ended September 30, 2026, respectively.

Gross profit, expressed as a percentage of net service revenues, increased to 28.3% for the three months ended September 30, 2026 from 27.4% for the three months ended September 30, 2025 and increased to 28.3% for the nine months ended September 30, 2026 from 27.7% for the nine months ended September 30, 2025. The increases primarily reflected higher revenues per billable hour.

The personal care segment’s general and administrative expenses primarily consist of administrative employee wages, taxes, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 8.4% and 8.9% for the three months ended September 30, 2026 and 2025, respectively, and 8.6% and 9.0% for the nine months ended September 30, 2026 and 2025, respectively.

Hospice Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2026		2025		Change		2026		2025		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$69,022	100.0%	$68,891	100.0%	$131	0.2%	$199,054	100.0%	$192,540	100.0%	$6,514	3.4%
Cost of services revenues	37,471	54.3	34,865	50.6	2,606	7.5	108,755	54.6	99,549	51.7	9,206	9.2
Gross profit	31,551	45.7	34,026	49.4	(2,475)	(7.3)	90,299	45.4	92,991	48.3	(2,692)	(2.9)
General and administrative expenses	16,372	23.7	15,211	22.1	1,161	7.6	48,363	24.3	44,737	23.2	3,626	8.1
Segment operating income	$15,179	22.0%	$18,815	27.3%	$(3,636)	(19.3)%	$41,936	21.1%	$48,254	25.1%	$(6,318)	(13.1)%
Business Metrics (Actual Numbers)
Locations at period end							40		39
Admissions * (1)	3,344		3,326		18	0.5%	10,008		10,060		(52)	(0.5)%
Average daily census * (2)	4,037		3,889		148	3.8	3,947		3,720		227	6.1
Average discharge length of stay * (3)	108.8		89.6		19.3	21.5	106.6		92.6		14.0	15.1
Patient days * (4)	371,399		357,221		14,178	4.0	1,074,450		1,012,045		62,405	6.2
Revenue per patient day * (5)	$190.36		$191.66		$(1.30)	(0.7)	$190.80		$190.21		$0.59	0.3
Organic growth
- Revenue * (6)	4.1%		19.0%		(14.9)	(78.4)	7.5%		13.0%		(5.5)	(42.3)
- Average daily census * (6)	4.3%		9.5%		(5.2)	(54.7)%	6.5%		7.1%		(0.6)	(8.5)%

(1)	Represents referral process and new patients on service during the period.

(2)	Average daily census is total patient days divided by the number of days in the period.

(3)	Average length of stay is the average number of days a patient is on service, calculated upon discharge, and is total patient days divided by total discharges in the period.

(4)	Patient days is days of service for all patients in the period.

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

* Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these metrics provides direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly titled performance indicators used by other companies.

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

Net service revenues from Medicare accounted for 94.3% and 93.1% for the three months ended September 30, 2026 and 2025, respectively, and 94.1% and 92.9% for the nine months ended September 30, 2026 and 2025, respectively. Net service revenues from managed care organizations accounted for 2.7% and 3.2% for the three months ended September 30, 2026 and 2025, respectively, and for 2.6% and 3.2% for the nine months ended September 30, 2026 and 2025, respectively.

Net service revenues increased by 0.2% and 3.4% for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. Net service revenues included organic growth in average daily census during both periods, partially offset by lower revenues per patient day during the three months ended September 30, 2026.

Gross profit, expressed as a percentage of net service revenues, was 45.7% and 49.4% for the three months ended September 30, 2026 and 2025, respectively, and 45.4% and 48.3% for the nine months ended September 30, 2026 and 2025, respectively. The decreases were primarily attributable to an increase in direct wages, taxes and benefit costs as a percentage of net service revenues.

The hospice segment’s general and administrative expenses primarily consist of administrative employee wage, tax, and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, was 23.7% and 22.1% for the three months ended September 30, 2026 and 2025, respectively, and 24.3% and 23.2% for the nine months ended September 30, 2026 and 2025, respectively.

Home Health Segment

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2026		2025		Change		2026		2025		Change
		% of		% of				% of		% of
		Segment		Segment				Segment		Segment
		Net Service		Net Service				Net Service		Net Service
	Amount	Revenues	Amount	Revenues	Amount	%	Amount	Revenues	Amount	Revenues	Amount	%
	(Amounts in Thousands, Except Percentages)						(Amounts in Thousands, Except Percentages)
Operating Results
Net service revenues	$17,703	100.0%	$17,640	100.0%	$63	0.4%	$51,610	100.0%	$53,674	100.0%	$(2,064)	(3.8)%
Cost of services revenues	10,051	56.8	10,613	60.2	(562)	(5.3)	28,737	55.7	31,182	58.1	(2,445)	(7.8)
Gross profit	7,652	43.2	7,027	39.8	625	8.9	22,873	44.3	22,492	41.9	381	1.7
General and administrative expenses	4,588	25.9	4,480	25.4	108	2.4	13,359	25.9	12,549	23.4	810	6.5
Segment operating income	$3,064	17.3%	$2,547	14.4%	$517	20.3%	$9,514	18.4%	$9,943	18.5%	$(429)	(4.3)%
Business Metrics (Actual Numbers)
Locations at period end							22		24
New admissions * (1)	5,043		4,577		466	10.2%	14,753		13,853		900	6.5%
Recertifications * (2)	2,784		2,627		157	6.0	8,092		8,442		(350)	(4.1)
Total volume * (3)	7,827		7,204		623.0	8.6	22,845		22,295		550.0	2.5
Visits * (4)	90,240		90,639		(399)	(0.4)	259,648		279,924		(20,276)	(7.2)
Organic growth
- Revenue * (5)	2.5%		(2.8)%		5.3	(189.3)	(2.3)%		(2.3)%		—	—
- Admissions * (5)	13.8%		(0.1)%		13.9	(13900.0)%	7.6%		(3.9)%		11.5	(294.9)%

(1)	Represents new patients during the period.

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

* Management deems these metrics to be key performance indicators. Management uses these metrics to monitor our performance, both in our existing operations and acquisitions. Many of these metrics serve as the basis of reported revenues and assessment of these metrics provides direct correlation to the results of operations from period to period and facilitate comparison with the results of our peers. Historical trends established in these metrics can be used to evaluate current operating results, identify trends affecting our business, determine the allocation of resources and assess the quality and potential variability of our cash flows and earnings. We believe they are useful to investors in evaluating and understanding our business but should not be used solely in assessing the Company’s performance. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein to fully evaluate and understand the business as a whole. These measures may not be comparable to similarly titled performance indicators used by other companies.

The home health segment generates net service revenues by providing home health services on a short-term, intermittent or episodic basis to individuals, generally to treat an illness or injury. Net service revenues from Medicare accounted for 63.3% and 65.9%, managed care organizations accounted for 25.0% and 25.5%, and state, local, and other governmental programs accounted for 8.0% and 5.6% for the three months ended September 30, 2026 and 2025, respectively. Net service revenues from Medicare accounted for 62.7% and 68.4%, managed care organizations accounted for 24.8% and 23.4%, and state, local, and other governmental programs accounted for 9.3% and 5.3% for the nine months ended September 30, 2026 and 2025, respectively. Home health services provided to Medicare beneficiaries are paid under the Medicare Home Health Prospective Payment System, which uses national, standardized 30-day period payment rates for periods of care. CMS uses the PDGM as the case-mix classification model to place periods of care into payment categories, classifying patients based on clinical characteristics. An outlier adjustment may be paid for periods of care in which costs exceed a specific threshold amount.

Net service revenues increased by 0.4% and decreased by 3.8% for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. Net service revenues remained relatively consistent for the three months ended September 30, 2026, compared to the prior year period. The decrease in net service revenues for the nine months ended September 30, 2026 primarily reflected lower patient visits, partially offset by a favorable payor mix.

Gross profit, expressed as a percentage of net service revenues, was 43.2% and 39.8% for the three months ended September 30, 2026 and 2025, respectively, and 44.3% and 41.9% for the nine months ended September 30, 2026 and 2025, respectively. The increase for both the three and nine months ended September 30, 2026 was primarily attributable to a decrease in direct wages, taxes and benefit costs as a percentage of net service revenues.

The home health segment’s general and administrative expenses primarily consist of administrative employee wage, tax and benefit costs, rent, information technology, and office expenses. General and administrative expenses, expressed as a percentage of net service revenues, were 25.9% and 25.4% for the three months ended September 30, 2026 and 2025, respectively, and 25.9% and 23.4% for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand and cash from operations and borrowings under our credit facility. At September 30, 2026 and December 31, 2025, we had cash balances of $98.5 million and $81.6 million, respectively. At September 30, 2026, we had a $650.0 million revolving credit facility and a $150.0 million incremental loan facility, which may be for term loans or an increase to the revolving loan commitments. This credit facility matures on July 30, 2028.

During the nine months ended September 30, 2026, we repaid $100.0 million under our revolving credit facility. As of September 30, 2026, we had a total of $24.3 million in revolving loans, with an interest rate of 5.65%, outstanding on our credit facility, and after giving effect to the amount drawn on our credit facility, approximately $7.9 million of outstanding letters of credit and borrowing limits based on an advance multiple of adjusted EBITDA (as defined in the Credit Agreement), we had $650.0 million of capacity and $617.8 million available for borrowing under our credit facility. At December 31, 2025, we had a total of $124.3 million in revolving credit loans, with an interest rate of 5.48%, outstanding on our credit facility.

Our credit facility requires us to maintain a total net leverage ratio not exceeding 3.75:1.00. At September 30, 2026, we were in compliance with our financial covenants under the Credit Agreement. Although we believe our liquidity position remains strong, we can provide no assurance that we will remain in compliance with the covenants in our Credit Agreement, and in the future, it may prove necessary to seek an amendment with the bank lending group under our credit facility. Additionally, there can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

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

ARPA Spending Plans

To mitigate the fiscal effects of the COVID-19 public health emergency, the ARPA provided for a 10 percentage point increase in federal matching funds for Medicaid HCBS from April 1, 2021, through March 31, 2022, provided the states satisfied certain conditions. States must submit periodic HCBS spending plans to CMS regarding the federal and state funds tied to the increase in federal matching funds. States were generally permitted to use the associated state funds by March 31, 2025, but several states received extensions through September 30, 2026, and Michigan’s spending plan continues through December 31, 2026.

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

The Company did not receive additional state funding provided by the ARPA during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company received additional state funding provided by the ARPA of $6.3 million. Of the total state funding received by the Company pursuant to the ARPA through September 30, 2026, the Company utilized $0.8 million and $6.4 million during the three and nine months ended September 30, 2026, respectively, primarily for caregivers and adding support to recruiting and retention efforts, included as a reduction of cost of service revenues in the Company’s Unaudited Condensed Consolidated Statements of Income. As of September 30, 2026, the deferred portion of ARPA funding of $11.6 million is included within Government stimulus advances on the Company’s Unaudited Condensed Consolidated Balance Sheets.

The following table summarizes changes in our cash flows:

	For the Nine Months Ended September 30,
	2026	2025
	(Amounts in Thousands)
Net cash provided by operating activities	$133,290	$92,744
Net cash used in investing activities	(17,192)	(22,444)
Net cash used in financing activities	(99,235)	(67,293)

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Cash flows from operating activities represent the inflow of cash from our payors and the outflow of cash for payroll and payroll taxes, operating expenses, interest, and taxes. Net cash provided by operating activities was $133.3 million for the nine months ended September 30, 2026, compared to net cash provided by operating activities of $92.7 million for the same period in 2025. The increase in cash provided by operations was primarily due to the timing of receipts on accounts receivable and the timing of payments related to payroll and accounts payable. The changes in accounts receivable were primarily related to the growth in revenue and an increase in days sales outstanding (“DSO”) during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The related receivables due from the Illinois Department on Aging represented 21.1% and 16.6% of the Company’s net accounts receivable at September 30, 2026 and September 30, 2025, respectively.

Net cash used in investing activities for the nine months ended September 30, 2026, primarily consisted of $12.2 million of net cash used for the HomeCourt Acquisition and $5.2 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets. Net cash used in investing activities for the nine months ended September 30, 2025 primarily consisted of $24.2 million of net cash used for the Helping Hands Acquisition, the Jacksonville Acquisition and the Great Lakes Acquisition, $5.1 million of cash used for property and equipment purchases, primarily related to our ongoing investments in technology infrastructure fixed assets, offset by $3.8 million in proceeds received relating to the New York Asset Sale and $2.9 million in proceeds received relating to the December 2024 acquisition of the personal care business of Curo Health Services, LLC, a Delaware limited liability company that does business as Gentiva.

Net cash used in financing activities for the nine months ended September 30, 2026, primarily consisted of a $100.0 million payment on our revolving credit facility, offset by cash received from the exercise of stock options of $0.8 million. Net cash used in financing activities for the nine months ended September 30, 2025 primarily consisted of an $80.0 million payment on our revolving credit facility, offset by borrowings of $11.3 million on the revolver portion of our credit facility to fund, in part, the Helping Hands Acquisition and cash received from the exercise of stock options of $1.5 million.

Outstanding Accounts Receivable

Outstanding accounts receivable, net of the allowance for credit losses as of September 30, 2026 and December 31, 2025 were approximately $160.9 million and $151.7 million, respectively, an increase of $9.2 million as of September 30, 2026 as compared to December 31, 2025. Accounts receivable for the Illinois Department on Aging decreased approximately $3.2 million during the nine months ended September 30, 2026. Our collection procedures include review of account aging and direct contact with our payors. We have historically not used collection agencies. An uncollectible amount is written off to the allowance account after reasonable collection efforts have been exhausted.

We calculate our DSO by taking the trade accounts receivable outstanding, net of allowance for credit losses for doubtful accounts, divided by the net service revenues for the last quarter, multiplied by the number of days in that quarter. Our DSOs were 39 days and 38 days at September 30, 2026 and December 31, 2025, respectively. The DSOs for our largest payor, the Illinois Department on Aging, were 48 days and 55 days at September 30, 2026 and December 31, 2025, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet guarantees or arrangements with unconsolidated entities.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2026, we had outstanding borrowings of approximately $24.3 million on our credit facility, and all of such borrowings were subject to variable interest rates. If the variable rates on this debt were 100 basis points higher than the rate applicable to the borrowing during the nine-month period ended September 30, 2026, our net income would have decreased by $0.4 million, or $0.02 per diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may fail to complete the acquisition of AccentCare on a timely basis or at all and may not realize the benefits that are anticipated from the AccentCare Acquisition.

We have entered into a definitive equity and asset purchase agreement to acquire the personal care division of AccentCare for a purchase price of approximately $275.0 million, subject to customary adjustments. The AccentCare Acquisition is expected to close upon the completion of regulatory approvals and subject to the satisfaction of other closing conditions.

We cannot provide any assurance that we will be able to successfully consummate the AccentCare Acquisition as provided for under the equity and asset purchase agreement, or, if such acquisition is completed, we cannot predict the timing of such closing. In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the AccentCare Acquisition, and these fees and costs are payable by us regardless of whether the AccentCare Acquisition is consummated. If we fail to consummate the AccentCare Acquisition or should the completion be significantly delayed, we could fail to realize all or a portion of the intended economic benefits of such acquisition. Any failure to complete the AccentCare Acquisition could have a negative impact on our business, financial condition and the market price of our common stock.

The benefits that are expected to result from the AccentCare Acquisition will depend, in part, on our ability to realize the growth opportunities we anticipate from the AccentCare Acquisition, which is contingent, in part, on successful integration and AccentCare performing in accordance with our expectations. Even a successful integration and meeting performance expectations may not result in the realization of the full benefits we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. Moreover, we expect to incur expenses in connection with the integration of AccentCare, and as such, the benefits may be offset by costs incurred or delays in integrating the businesses. Further, our due diligence review of AccentCare may not have successfully identified all potential issues. In addition, the integration of AccentCare may result in material unanticipated problems, expenses, liabilities, regulatory risks, and diversion of management’s attention.

The pendency of the AccentCare Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers and employees. We have diverted, and will continue to divert, significant management resources to complete the AccentCare Acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. Until the completion of the AccentCare Acquisition, holders of shares of our common stock will be exposed to the risks faced by our existing business without any of the potential benefits from the AccentCare Acquisition. As a result of investor perceptions about the terms, conditions, risks or benefits of the AccentCare Acquisition, the market price of shares of our common stock may decline.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

Not applicable. Without limiting the generality of the foregoing, during the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Date Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company dated as of October 27, 2009.	10-Q	001-34504	11/20/2009	3.1

3.2	Amended and Restated Bylaws of the Company, as amended by the First Amendment to the Amended and Restated Bylaws.	10-Q	001-34504	05/09/2013	3.2

4.1	Form of Common Stock Certificate.	S-1	333-160634	10/02/2009	4.1

10.1	Employment Agreement dated as of August 10, 2026, between the Company and W. Bradley Bickham.*	8-K	001-34504	08/13/2026	10.1

10.2	Equity and Asset Purchase Agreement, dated September 12, 2026, by and between AccentCare, Inc. and Addus Healthcare, Inc.**	8-K	001-34504	09/14/2026	10.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

ADDUS HOMECARE CORPORATION

Date: November 4, 2026	By:	/s/ R. DIRK ALLISON

R. Dirk Allison Chairman and Chief Executive Officer (As Principal Executive Officer)

Date: November 4, 2026	By:	/s/ BRIAN POFF

Brian Poff Chief Financial Officer (As Principal Financial Officer)